Form 10-Q
period 2025-06-30
Cantor Equity Partners III, Inc.
filed 2025-08-14
CIK 2034268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

CANTOR EQUITY PARTNERS III, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42716	98-1576549
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 938-5000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	CAEP	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 14, 2025, there were 28,180,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS III, INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current Assets:
Cash	$405,036	$—
Total Current Assets	405,036	—
Available-for-sale debt securities held in Trust Account, at fair value (amortized cost $275,999,225)	276,008,345	—
Deferred offering costs	—	105,806
Other assets	774	—
Total Assets	$276,414,155	$105,806

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$46,427	$93,652
Notes payable – related party	—	70,540
Payable to related party	1,667	—
Total Liabilities	48,094	164,192

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 and 0 shares issued and outstanding at redemption value of $10.15 and $0 per share as of June 30, 2025 and December 31, 2024, respectively	280,149,120	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 580,000 issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of June 30, 2025 and none issued or outstanding as of December 31, 2024	58	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	690	690 (1)
Additional paid-in capital	—	24,310
Accumulated deficit	(3,792,927)	(83,386)
Accumulated other comprehensive income	9,120	—
Total Shareholders’ Deficit	(3,783,059)	(58,386)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$276,414,155	$105,806

(1)	The number of shares and the amount have been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 750,000 and 1,150,000 Class B ordinary shares on June 15, 2025 and June 25, 2025, respectively (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative costs	$61,784	$2,880	$88,243	$2,880
Administrative expenses - related party	1,667	—	1,667	—
Net loss	$(63,451)	$(2,880)	$(89,910)	$(2,880)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	1,213,187	—	609,945	—
Class A – Private placement	25,495	—	12,818	—
Class B – Ordinary shares (1)	6,900,000	6,900,000 (2)	6,900,000	6,900,000 (2)
Basic and diluted net loss per share:
Class A – Public shares	$(0.01)	$—	$(0.01)	$—
Class A – Private placement	$(0.01)	$—	$(0.01)	$—
Class B – Ordinary shares	$(0.01)	$(0.00)	$(0.01)	$(0.00)

(1)

The number of shares has been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 750,000 and 1,150,000 Class B ordinary shares on June 15, 2025 and June 25, 2025, respectively (See Note 7).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on June 6, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(63,451)	$(2,880)	$(89,910)	$(2,880)
Other comprehensive income:
Change in unrealized appreciation of available-for-sale debt securities	9,120	—	9,120	—
Total other comprehensive income	9,120	—	9,120	—
Comprehensive loss	$(54,331)	$(2,880)	$(80,790)	$(2,880)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2025

	Ordinary shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares		Amount		Capital	Deficit	Income	Deficit
Balance – December 31, 2024	—	$—	6,900,000	(1)	$690	(1)	$24,310	$(83,386)	$—	$(58,386)
Net loss	—	—	—		—		—	(26,459)	—	(26,459)
Balance – March 31, 2025	—	$—	6,900,000	(1)	$690	(1)	$24,310	$(109,845)	$—	$(84,845)
Sale of Class A ordinary shares to Sponsor in private placement	580,000	58	—		—		5,799,942	—	—	5,800,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		(5,824,252)	(3,619,631)	—	(9,443,883)
Other comprehensive income	—	—	—		—		—	—	9,120	9,120
Net loss	—	—	—		—		—	(63,451)	—	(63,451)
Balance – June 30, 2025	580,000	$58	6,900,000		$690		$—	$(3,792,927)	$9,120	$(3,783,059)

For the Three and Six Months Ended June 30, 2024

	Ordinary Shares						Additional		Accumulated Other	Total Shareholder’s
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares(1)		Amount(1)		Income	Deficit	Income	(Deficit)
Balance – December 31, 2023	—	$—	6,900,000	(2)	$690	(2)	$24,310	$(22,260)	$—	$2,740
Net loss	—	—	—		—		—	—	—	—
Balance – March 31, 2024	—	$—	6,900,000	(2)	$690	(2)	$24,310	$(22,260)	$—	$2,740
Net loss	—	—	—		—		—	(2,880)	—	(2,880)
Balance – June 30, 2024	—	$—	6,900,000		$690		$24,310	$(25,140)	$—	$(140)

(1)	The number of shares and the amounts have been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 750,000 and 1,150,000 Class B ordinary shares on June 15, 2025 and June 25, 2025, respectively (See Note 7).

(2)	The number of shares and the amounts have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on June 6, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(89,910)	$(2,880)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	1,667	—
Changes in operating assets and liabilities:
Deferred offering costs	105,806	—
Prepaid expenses	—	2,740
Other assets	(774)	—
Accrued expenses	(47,225)	140
Net cash used in operating activities	(30,436)	—

Cash flows from investing activities:
Purchase of available-for-sale debt securities held in Trust Account	(275,999,225)	—
Net cash used in investing activities	(275,999,225)	—

Cash flows from financing activities:
Proceeds received from initial public offering	276,000,000	—
Proceeds received from private placement	5,800,000	—
Offering costs paid	(5,084,771)	—
Deferred offering costs paid by related party	(209,992)	—
Payment on Notes payable – related party	(173,402)	—
Proceeds from Notes payable – related party	102,862	—
Net cash provided by financing activities	276,434,697	—

Net change in Cash	405,036	—
Cash - beginning of the period	—	—
Cash - end of the period	$405,036	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Cantor Equity Partners III, Inc. (the “Company”) was incorporated on November 11, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, the Company intends to focus its search on companies operating in the financial services, digital assets, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced operations. All activity through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and six months ended June 30, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities.

The Company’s sponsor is Cantor EP Holdings III, LLC (the “Sponsor”). The registration statements for the Initial Public Offering were declared effective on June 25, 2025. On June 27, 2025, the Company consummated the Initial Public Offering of 27,600,000 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares” and such Class A ordinary shares issued in the Initial Public Offering, the “Public Shares”), including 3,600,000 Public Shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per Public Share, generating gross proceeds of $276,000,000, as described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 580,000 Class A ordinary shares (the “Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share in a private placement (the “Private Placement”), generating gross proceeds of $5,800,000, as described in Note 4.

The net proceeds of the Private Placement were deposited into the Trust Account (as defined below) and will be used to fund the redemption of the Public Shares subject to the requirements of applicable law (see Note 4).

Offering costs amounted to approximately $5,300,000, consisting of $4,900,000 of underwriting fees and approximately $400,000 of other costs.

Following the closing of the Initial Public Offering and the Private Placement on June 27, 2025, an amount of $276,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares and the Private Placement Shares (see Note 4) was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A., and on June 30, 2025, were transferred to an account at CF Secured, LLC (“CF Secured”), an affiliate of the Sponsor. The Trust Account may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or held as cash or cash items (including in demand deposit accounts) at a bank, as determined by the Company, until the earlier of: (i) the completion of the Business Combination or (ii) the distribution of the Trust Account, as described below.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Business Combination — The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination. There is no assurance that the Company will be able to complete the Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (which was initially $10.15 per Public Share, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note (as defined below) in the applicable Redemption Event (as defined below)). The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). In addition, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Failure to Consummate the Business Combination — The Company has until June 27, 2027, or until such earlier liquidation date as the Company’s board of directors may approve or such later date as the Company’s shareholders may approve pursuant to the Amended and Restated Memorandum and Articles (the “Combination Period”), to consummate the Business Combination. If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares held by them if the Company fails to complete the Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.15 per share (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note) initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.15 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm and the underwriters of the Initial Public Offering), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, the Company had approximately $405,000 and $0, respectively, of cash in its operating account. As of June 30, 2025 and December 31, 2024, the Company had working capital of approximately $357,000 and a working capital deficit of approximately $164,000, respectively. As of June 30, 2025 and December 31, 2024, approximately $9,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through June 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $173,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which no amount has been drawn by the Company as of both June 30, 2025 and December 31, 2024. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both June 30, 2025 and December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of the Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2025 and the results of operations, comprehensive loss and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the final prospectus filed by the Company with the SEC on June 26, 2025.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both June 30, 2025 and December 31, 2024.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of June 30, 2025 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of June 30, 2025. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income in shareholders’ deficit. Interest income, if any, recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000 and investments in the U.S. government debt securities held in the Trust Account. For both the three and six months ended June 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Under ASC 820, Fair Value Measurement (“ASC 820”), “fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts presented in the condensed balance sheets, primarily due to their short-term nature, with the exception of the available-for-sale debt securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal and other fees incurred in connection with the preparation for the Initial Public Offering. These costs amounted to approximately $5,300,000 and were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering. Deferred offering costs of approximately $106,000 incurred through the December 31, 2024 balance sheet date consisted of legal fees and other costs that were directly related to the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 27,600,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$—
Gross proceeds	276,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(5,294,763)
Plus:
Accretion of carrying value to redemption value	9,443,883
Class A ordinary shares subject to possible redemption, June 30, 2025	$280,149,120

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net loss pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(9,458)	$(199)	$(53,794)	$—	$—	$(2,880)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	1,213,187	25,495	6,900,000	—	—	6,900,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$—	$—	$(0.00)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(7,290)	$(153)	$(82,467)	$—	$—	$(2,880)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	609,945	12,818	6,900,000	—	—	6,900,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$—	$—	$(0.00)

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from management’s estimates under different assumptions or conditions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both June 30, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Segment Reporting

The Company has one reportable segment. See Note 9 – Segment Information for additional information.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. The Company adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. The adoption of the new guidance did not have an impact on the Company’s unaudited condensed financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the FASB considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The Company adopted the standard on the required effective date beginning on January 1, 2025 using a prospective transition method for all new transactions recognized on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option to apply it retrospectively for each period presented, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other entities. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on June 25, 2025 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Class A ordinary shares, including 3,600,000 Class A ordinary shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per share.

Note 4—Related Party Transactions

Founder Shares

In November 2020, the Sponsor purchased 14,375,000 Class B ordinary shares (the “Founder Shares”) for a purchase price of $25,000. On June 6, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. On June 15, 2025, the Company issued 750,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 5,750,000 shares. On June 25, 2025, the Company issued 1,150,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,750,000 shares to 6,900,000 shares. Prior to the closing of the Initial Public Offering, up to 900,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the full exercise of the underwriters’ over-allotment option at the closing of the Initial Public Offering, the 900,000 Founder Shares are no longer subject to surrender. The Founder Shares will automatically convert into non-redeemable Class A ordinary shares in connection with the consummation of the Business Combination, as described in Note 5, and are subject to certain transfer restrictions, as described in Note 7.

The Sponsor and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 580,000 Private Placement Shares at a price of $10.00 per Private Placement Share ($5,800,000 in the aggregate) in the Private Placement. The net proceeds from the Private Placement were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Sponsor has entered into a letter agreement with the Company pursuant to which it has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with the completion of the Business Combination or otherwise. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

Investments Held in the Trust Account

Starting on June 30, 2025, the Company’s investments in U.S. government treasury bills have been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay CF&Co. a cash fee of $10,380,000 for such services upon the consummation of the Business Combination.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Pre-IPO Note. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, the Company had $0 and approximately $71,000, respectively, outstanding under the Pre-IPO Note.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of both June 30, 2025 and December 31, 2024, the Company had no borrowings under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

In addition, the Sponsor has agreed to lend the Company up to $4,140,000 pursuant to a promissory note (the “Sponsor Note”) in connection with the consummation of the Business Combination, an extension of time for the Company to consummate the Business Combination or the Company’s liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Note may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note.

Administrative Support Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on June 26, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market, and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company.

During the three months ended June 30, 2025 and 2024, the Company incurred approximately $2,000 and $0, respectively, for these services. During the six months ended June 30, 2025 and 2024, the Company incurred approximately $2,000 and $0, respectively, for these services.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Independent Directors Compensation

Commencing on June 25, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended June 30, 2025 and 2024, the Company recognized approximately $1,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. During the six months ended June 30, 2025 and 2024, the Company recognized approximately $1,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. The corresponding accrued compensation payable recognized on the Company’s condensed balance sheets was approximately $1,000 and $0 as of June 30, 2025 and December 31, 2024, respectively.

Note 5—Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on June 25, 2025, the holders of Founder Shares (only after conversion of such shares to Class A ordinary shares), the Private Placement Shares and any Class A ordinary shares issued upon conversion of up to $1,750,000 pursuant to the Sponsor Loan, any borrowings under the Working Capital Loans, up to $4,140,000 pursuant to the Sponsor Note and any additional loans are entitled to registration rights. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted CF&Co., the underwriter and an affiliate of the Sponsor, a 45-day option to purchase up to 3,600,000 additional Class A ordinary shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 27, 2025, in connection with the completion of the Initial Public Offering, the underwriter exercised the over-allotment option in full.

Upon the completion of the Initial Public Offering, the Company paid CF&Co. an underwriting discount of $4,800,000. No underwriting discount was paid on the exercise of the over-allotment option. The Company also engaged a qualified independent underwriter to participate in the preparation of the registration statement and exercise the usual standards of “due diligence” in respect thereto. The Company paid the independent underwriter a fee of $100,000 upon the completion of the Initial Public Offering in consideration for its services and expenses as the qualified independent underwriter. The qualified independent underwriter received no other compensation.

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination (see Note 4).

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$275,999,225	$9,120	$—	$276,008,345

(1)	Contractual maturities are one year or less.
(2)	No debt securities were in an unrealized loss position.

The Company did not have any sales of its available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024.

The Company did not hold any available-for-sale debt securities as of December 31, 2024.

Note 7—Shareholders’ Equity (Deficit)

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were 580,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption. As of December 31, 2024, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 6, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. On June 15, 2025, the Company issued 750,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 5,750,000 shares. On June 25, 2025, the Company issued 1,150,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,750,000 shares to 6,900,000 shares. Information contained in the condensed financial statements has been retroactively adjusted for the surrender and cancellation and capitalization. Prior to the closing of the Initial Public Offering, up to 900,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 900,000 Founder Shares are no longer subject to surrender. As of both June 30, 2025 and December 31, 2024, there were 6,900,000 Class B ordinary shares issued and outstanding.

Prior to the consummation of the Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment and removal of directors and be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of the Company approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). Other than as described above, holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B ordinary shares will automatically convert into nonredeemable Class A ordinary shares in connection with the consummation of the Business Combination or at any time and from time to time at the option of the holder thereof, on a one-for-one basis, subject to adjustment. Class A ordinary shares issued in connection with the conversion of Class B ordinary shares issued prior to the consummation of the Business Combination are subject to the same restrictions as applied to Class B ordinary shares prior to such conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a Business Combination.

In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Note 8—Fair Value Measurements on a Recurring Basis

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements - unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements - inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements - unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$276,008,345	$—	$—	$276,008,345
Total	$276,008,345	$—	$—	$276,008,345

As of June 30, 2025, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company did not hold assets measured at fair value on a recurring basis as of December 31, 2024.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three and six months ended June 30, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company’s significant expenses were general and administrative expenses, which were approximately $61,000 and approximately $3,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $88,000 and approximately $3,000 for the six months ended June 30, 2025 and 2024, respectively. The other expenses were administrative expenses paid to the Sponsor, which amounted to approximately $2,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and approximately $2,000 and $0 for the six months ended June 30, 2025 and 2024, respectively. Refer to the Company’s unaudited condensed statements of operations for additional information.

As of June 30, 2025 and December 31, 2024, the Company had total assets of approximately $276,414,000 and approximately $106,000, respectively. See the Company’s condensed balance sheets for additional information.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Cantor Equity Partners III, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report (as defined below). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in the Cayman Islands on November 11, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is Cantor EP Holdings III, LLC (the “Sponsor”).

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on companies operating in the financial services, digital assets, healthcare, real estate services, technology and software industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on June 25, 2025. On June 27, 2025, we consummated the Initial Public Offering of 27,600,000 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares” and such Class A ordinary shares issued in the Initial Public Offering, the “Public Shares”), including 3,600,000 Public Shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per Public Share, generating proceeds of $276,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 580,000 Class A ordinary shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share to the Sponsor in a private placement (the “Private Placement”), generating gross proceeds of $5,800,000.

Following the closing of the Initial Public Offering and sale of the Private Placement Shares on June 27, 2025, an amount of $276,000,000 ($10.00 per share) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A. and on June 30, 2025, were transferred to an account at CF Secured, LLC (“CF Secured”), an affiliate of the Sponsor. The Trust Account may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or held as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (i) the completion of the Business Combination and (ii) the distribution of the Trust Account, as described below.

We have until June 27, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Memorandum and Articles of Association of the Company (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 24, 2024, the SEC adopted the new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in registration statements and certain periodic reports. The final rules set forth requirements for disclosure of material climate-related risks, mitigation activities, targets and goals, and governance. The rules also require disclosure of certain greenhouse gas emissions metrics and attestation of emissions disclosures. Subsequent to the issuance of the final rules, in April 2024, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. We are continuing to monitor the developments pertaining to the rules. However, if these reporting requirements are implemented following the completion of judicial review, they may significantly increase the complexity of our periodic reporting as a U.S. public company.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had approximately $405,000 and $0, respectively, of cash in our operating account. As of June 30, 2025 and December 31, 2024, we had working capital of approximately $357,000 and a working capital deficit of approximately $164,000, respectively. As of June 30, 2025 and December 31, 2024, approximately $9,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through June 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of our Class B ordinary shares, a loan of approximately $173,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which no amount has been drawn by us as of both June 30, 2025 and December 31, 2024. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both June 30, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Business Combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity from inception through June 30, 2025 related to our formation, the Initial Public Offering and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We will generate non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of approximately $63,000, which consisted of approximately $61,000 of general and administrative expenses, and approximately $2,000 of administrative expenses paid to the Sponsor.

For the three months ended June 30, 2024, we had a net loss of approximately $3,000, which resulted from approximately $3,000 of general and administrative expenses.

For the six months ended June 30, 2025, we had a net loss of approximately $90,000 which consisted of approximately $88,000 of general and administrative expenses, and approximately $2,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2024, we had a net loss of approximately $3,000, which resulted from approximately $3,000 of general and administrative expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Business Combination.

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Business Combination in an amount of $10,380,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

Related Party Loans

In connection with the Initial Public Offering, the Sponsor has agreed to lend us up to $4,140,000 pursuant to a promissory note (the “Sponsor Note”) in connection with the consummation of the Business Combination, an extension of time for us to consummate the Business Combination or our liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed shares on such Redemption Event. The Sponsor Note does not bear interest and is repayable by us to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Note may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If we are unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note.

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Business Combination. The Sponsor Loan does not bear interest and will be repaid by us to the Sponsor upon consummation of the Business Combination; provided that, at the Sponsor’s option, at any time beginning 60 days after the date of the Initial Public Offering, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans.

As of both June 30, 2025 and December 31, 2024, we had no borrowings under the Sponsor Loan, Working Capital Loans or the Sponsor Note.

Investments Held in the Trust Account

Starting on June 30, 2025, our investments in U.S. government treasury bills have been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

 Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed balance sheets, unaudited condensed statements of operations, unaudited condensed statements of comprehensive income, unaudited condensed statements of shareholders’ equity (deficit) and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 27,600,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of our condensed balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net loss pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on June 26, 2025 (the “Final Prospectus”). Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 580,000 Class A ordinary shares to the Sponsor at a price of $10.00 per share in the Private Placement, generating gross proceeds of $5,800,000. No underwriting discounts or commissions were paid with respect to such sale. This issuance was pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On June 27, 2025, we consummated the Initial Public Offering of 27,600,000 Class A ordinary shares, including 3,600,000 Public Shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per Public Share, generating proceeds for $276,000,000.

A total of $276,000,000 of the proceeds from the Initial Public Offering and the Private Placement was placed in the Trust Account located in the United States with Continental acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A., and on June 30, 2025, were transferred to an account at CF Secured, an affiliate of the Sponsor. The Trust Account may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or held as cash or cash items (including in demand deposit accounts) at a bank as determined by us.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as is described in the Final Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTOR EQUITY PARTNERS III, INC.

Date: August 14, 2025	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)