Form 10-Q
period 2025-09-30
Cantor Equity Partners III, Inc.
filed 2025-11-14
CIK 2034268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 28,180,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS III, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$—
Prepaid expenses	169,136	—
Total Current Assets	194,136	—
Available-for-sale debt securities held in Trust Account, at fair value (amortized cost $278,944,651)	279,139,774	—
Deferred offering costs	—	105,806
Other assets	107,510	—
Total Assets	$279,441,420	$105,806

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$119,573	$93,652
Notes payable – related party	11,698	70,540
Total Liabilities	131,271	164,192

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 and 0 shares issued and outstanding at redemption value of $10.26 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	283,280,549	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 580,000 issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of September 30, 2025 and none issued or outstanding as of December 31, 2024	58	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	690	690 (1)
Additional paid-in capital	—	24,310
Accumulated deficit	(4,166,271)	(83,386)
Accumulated other comprehensive income	195,123	—
Total Shareholders’ Deficit	(3,970,400)	(58,386)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$279,441,420	$105,806

(1)	The number of shares and the amount have been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 750,000 and 1,150,000 Class B ordinary shares on June 15, 2025 and June 25, 2025, respectively (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025		2024

General and administrative costs	$157,341	$40,040	$245,584		$42,920
Administrative expenses – related party	30,000	—	31,667		—
Loss from operations	(187,341)	(40,040)	(277,251)		(42,920)
Interest income on investments held in the Trust Account	2,945,426	—	2,945,426		—
Net income (loss)	$2,758,085	$(40,040)	$2,668,175		$(42,920)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	27,600,000	—	9,705,495		—
Class A – Private placement	580,000	—	203,956		—
Class B – Ordinary shares	6,900,000	6,000,000 (1)	6,316,484	(1)	6,000,000	(1)(2)
Basic and diluted net income (loss) per share:
Class A – Public shares	$0.08	$—	$0.16		$—
Class A – Private placement	$0.08	$—	$0.16		$—
Class B – Ordinary shares	$0.08	$(0.01)	$0.16		$(0.01)

(1)	This number has been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 750,000 and 1,150,000 Class B ordinary shares on June 15, 2025 and June 25, 2025, respectively (See Note 7).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on June 6, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$2,758,085	$(40,040)	$2,668,175	$(42,920)
Other comprehensive income:
Change in unrealized appreciation of available-for-sale debt securities	186,003	—	195,123	—
Total other comprehensive income	186,003	—	195,123	—
Comprehensive income (loss)	$2,944,088	$(40,040)	$2,863,298	$(42,920)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2025

	Ordinary Shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares		Amount		Capital	Deficit	Income	Deficit
Balance – December 31, 2024	—	$—	6,900,000	(1)	$690	(1)	$24,310	$(83,386)	$—	$(58,386)
Net loss	—	—	—		—		—	(26,459)	—	(26,459)
Balance – March 31, 2025	—	$—	6,900,000	(1)	$690	(1)	$24,310	$(109,845)	$—	$(84,845)
Sale of Class A ordinary shares to Sponsor in private placement	580,000	58	—		—		5,799,942	—	—	5,800,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		(5,824,252)	(3,619,631)	—	(9,443,883)
Other comprehensive income	—	—	—		—		—	—	9,120	9,120
Net loss	—	—	—		—		—	(63,451)	—	(63,451)
Balance – June 30, 2025	580,000	$58	6,900,000		$690		$—	$(3,792,927)	$9,120	$(3,783,059)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		—	(3,131,429)	—	(3,131,429)
Other comprehensive income	—	—	—		—		—	—	186,003	186,003
Net income	—	—	—		—		—	2,758,085	—	2,758,085
Balance – September 30, 2025	580,000	$58	6,900,000		$690		$—	$(4,166,271)	$195,123	$(3,970,400)

For the Three and Nine Months Ended September 30, 2024

	Ordinary Shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Shares(1)		Amount (1)		Capital	Deficit	Income	Equity (Deficit)
Balance – December 31, 2023	—	$—	6,900,000	(2)	$690	(2)	$24,310	$(22,260)	$—	$2,740
Net loss	—	—	—		—		—	—	—	—
Balance – March 31, 2024	—	$—	6,900,000	(2)	$690	(2)	$24,310	$(22,260)	$—	$2,740
Net loss	—	—	—		—		—	(2,880)	—	(2,880)
Balance – June 30, 2024	—	$—	6,900,000		$690		$24,310	$(25,140)	$—	$(140)
Net loss	—	—	—		—		—	(40,040)	—	(40,040)
Balance – September 30, 2024	—	$—	6,900,000		$690		$24,310	$(65,180)	—	$(40,180)

(1)	The number of shares and the amounts have been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 750,000 and 1,150,000 Class B ordinary shares on June 15, 2025 and June 25, 2025, respectively (See Note 7).

(2)	The number of shares and the amounts have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on June 6, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,668,175	$(42,920)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	52,151	—
Interest income on investments held in Trust Account	(2,945,426)	—
Changes in operating assets and liabilities:
Deferred offering costs	105,806	(105,500)
Prepaid expenses	170,447	2,740
Other assets	(107,510)	—
Accrued expenses	25,921	115,180
Net cash used in operating activities	(30,436)	(30,500)

Cash flows from investing activities:
Purchase of available-for-sale debt securities held in Trust Account	(275,999,225)	—
Net cash used in investing activities	(275,999,225)	—

Cash flows from financing activities:
Proceeds received from initial public offering	276,000,000	—
Proceeds received from private placement	5,800,000	—
Offering costs paid	(5,084,771)	—
Deferred offering costs paid by related party	(209,992)	—
Proceeds from Notes payable – related party	114,560	30,500
Payment on Notes payable – related party	(173,402)	—
Payment on Payable to related party	(391,734)	—
Net cash provided by financing activities	276,054,661	30,500

Net change in Cash	25,000	—
Cash – beginning of the period	—	—
Cash – end of the period	$25,000	$—
Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$75,000

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

As of September 30, 2025, the Company had not commenced operations. All activity through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and nine months ended September 30, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

Failure to Consummate the Business Combination — The Company has until June 27, 2027, or until such earlier liquidation date as the Company’s board of directors may approve or such later date as the Company’s shareholders may approve pursuant to the Amended and Restated Memorandum and Articles (the “Combination Period”), to consummate the Business Combination. If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. As further described in Note 10, the Company entered into a Business Combination Agreement, dated as of November 7, 2025, by and among the Company, Pubco (as defined in Note 10), AIR (as defined in Note 10) and the other parties thereto, and the transactions contemplated thereby will be a Business Combination that is expected to be consummated prior to the end of the Combination Period. For more information regarding such proposed Business Combination, refer to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2025, and the other filings the Company and Pubco may make from time to time with the SEC.

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

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, the Company had $25,000 and $0, respectively, of cash in its operating account. As of September 30, 2025 and December 31, 2024, the Company had working capital of approximately $63,000 and a working capital deficit of approximately $164,000, respectively. As of September 30, 2025 and December 31, 2024, approximately $3,141,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through September 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $173,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $12,000 and $0 has been drawn by the Company as of September 30, 2025 and December 31, 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both September 30, 2025 and December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

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

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2025 and the results of operations, comprehensive income (loss) and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the final prospectus filed by the Company with the SEC on June 26, 2025.

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

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both September 30, 2025 and December 31, 2024.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of September 30, 2025 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments—Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of September 30, 2025. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income in shareholders’ deficit. Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000 and investments in the U.S. government debt securities held in the Trust Account. For both the three and nine months ended September 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 27,600,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$—
Gross proceeds	276,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(5,294,763)
Plus:
Accretion of carrying value to redemption value	12,575,312
Class A ordinary shares subject to possible redemption, September 30, 2025	$283,280,549

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,169,987	$45,601	$542,497	$—	$—	$(40,040)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	27,600,000	580,000	6,900,000	—	—	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$0.08	$—	$—	$(0.01)

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,595,961	$33,538	$1,038,676	$—	$—	$(42,920)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	9,705,495	203,956	6,316,484	—	—	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.16	$0.16	$0.16	$—	$—	$(0.01)

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

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from management’s estimates under different assumptions or conditions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both September 30, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Segment Reporting

The Company has one reportable segment. See Note 9—Segment Information for additional information.

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

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option to apply it retrospectively for each period presented, and early adoption is permitted. Management is continuing its implementation effort of the new guidance, including drafting new financial statement disclosures required by the standard and developing appropriate internal controls. The adoption of the new guidance is not expected to have an impact on the Company’s unaudited condensed financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other entities. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

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

Note 4—Related Party Transactions

Founder Shares

In November 2020, the Sponsor purchased 14,375,000 Class B ordinary shares (the “Founder Shares”) for a purchase price of $25,000. On June 6, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. On June 15, 2025, the Company issued 750,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 5,750,000 shares. On June 25, 2025, the Company issued 1,150,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,750,000 shares to 6,900,000 shares. Prior to the closing of the Initial Public Offering, up to 900,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the full exercise of the underwriters’ over-allotment option at the closing of the Initial Public Offering, the 900,000 Founder Shares are no longer subject to surrender. The Class B ordinary shares will automatically convert into non-redeemable Class A ordinary shares in connection with the consummation of the Business Combination, as described in Note 5, and are subject to certain transfer restrictions, as described in Note 7.

The Sponsor and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 580,000 Private Placement Shares at a price of $10.00 per Private Placement Share ($5,800,000 in the aggregate) in the Private Placement. The net proceeds from the Private Placement were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with the completion of the Business Combination or otherwise. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

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

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Pre-IPO Note. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had $0 and approximately $71,000, respectively, outstanding under the Pre-IPO Note.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of September 30, 2025 and December 31, 2024, the Company had approximately $12,000 and $0, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on June 26, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market, and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company.

During the three months ended September 30, 2025 and 2024, the Company incurred $30,000 and $0, respectively, for these services. During the nine months ended September 30, 2025 and 2024, the Company incurred approximately $32,000 and $0, respectively, for these services.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments and Contingencies

Registration Rights Agreement

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

Independent Directors Compensation

Commencing on June 25, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended September 30, 2025 and 2024, the Company recognized approximately $13,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. During the nine months ended September 30, 2025 and 2024, the Company recognized approximately $14,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. The corresponding accrued compensation payable recognized on the Company’s condensed balance sheets was approximately $13,000 and $0 as of September 30, 2025 and December 31, 2024, respectively.

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and completion of the Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CANTOR EQUITY PARTNERS III, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$278,944,651	$269,163	$(74,040)	$279,139,774

(1)	Contractual maturities are one year or less.
(2)	No debt securities were in an unrealized loss position.

The Company did not have any sales of its available-for-sale debt securities during the three and nine months ended September 30, 2025.

The Company did not hold any available-for-sale debt securities as of December 31, 2024.

Note 7—Shareholders’ Equity (Deficit)

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 580,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption. As of December 31, 2024, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 6, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. On June 15, 2025, the Company issued 750,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 5,750,000 shares. On June 25, 2025, the Company issued 1,150,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,750,000 shares to 6,900,000 shares. Information contained in the condensed financial statements has been retroactively adjusted for the surrender and cancellation and capitalization. Prior to the closing of the Initial Public Offering, up to 900,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 900,000 Founder Shares are no longer subject to surrender. As of both September 30, 2025 and December 31, 2024, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Note 8—Fair Value Measurement on a Recurring Basis

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements – unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements – inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements – unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

September 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$279,139,774	$—	$—	$279,139,774
Total	$279,139,774	$—	$—	$279,139,774

As of September 30, 2025, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company did not hold assets measured at fair value on a recurring basis as of December 31, 2024.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three and nine months ended September 30, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During both the three and nine months ended September 30, 2025 and 2024, the Company earned approximately $2,945,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $157,000 and approximately $40,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $245,000 and approximately $43,000 for the nine months ended September 30, 2025 and 2024, respectively. The other segment expenses were administrative expenses paid to the Sponsor, which amounted to $30,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, and approximately $32,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively. Refer to the Company’s unaudited condensed statements of operations for additional information.

As of September 30, 2025 and December 31, 2024, the Company had total assets of approximately $279,441,000 and approximately $106,000, respectively. See the Company’s condensed balance sheets for additional information.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that, except as described below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On November 7, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”), with AIR, a private limited company incorporated under the laws of Jersey (the “AIR”), AIR Holdings Limited, a private limited company incorporated under the laws of Jersey (“Pubco”), Genesis Cayman Merger Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Cayman Merger Sub”), and Genesis Jersey Merger Sub Limited, a private limited company incorporated under the laws of Jersey and a wholly-owned subsidiary of Pubco (“Jersey Merger Sub”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (i) Cayman Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Surviving Cayman Subsidiary”), and as a result of which the Company’s shareholders will receive one ordinary share of Pubco (a “Pubco Ordinary Share”) for each Class A ordinary share and Class B ordinary share held by such Company shareholder (other than any Class B ordinary shares surrendered by the Sponsor and any Class A ordinary shares that have been validly redeemed) (the “Cayman Merger”) and (ii) immediately following the Cayman Merger, Jersey Merger Sub will merge with and into AIR, with AIR continuing as the surviving entity (the “Surviving Jersey Subsidiary”), and as a result of which the AIR shareholders will receive Pubco Ordinary Shares in exchange for their interests in AIR as described in the Business Combination Agreement (such merger, the “Jersey Merger,” the Jersey Merger together with the Cayman Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the Business Combination Agreement and the ancillary documents thereto, the “Transactions”). As a result of the Mergers, Surviving Cayman Subsidiary and Surviving Jersey Subsidiary will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

Concurrently with the execution of the Business Combination Agreement, the Company, Pubco, AIR and the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Class A ordinary shares and Class B ordinary shares in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) to waive the antidilution protection applicable to the Class B ordinary shares under the Amended and Restated Memorandum and Articles so that Class B ordinary shares will convert into Class A ordinary shares only upon the Initial Conversion Ratio (as defined in the Amended and Restated Memorandum and Articles to be 1:1) in connection with the Transactions, (iii) to surrender and forfeit for no consideration 3,400,000 Class B ordinary shares immediately prior to the Cayman Merger, and (iv) to subject 1,500,000 of the Pubco Ordinary Shares that it will receive in exchange for its Class B ordinary shares to forfeiture and vesting based on an earn-out during the five year period after the Closing on the terms and conditions set forth in the Sponsor Support Agreement.

Certain of the Company’s existing agreements will be amended or amended and restated in connection with the Transactions.

For more information regarding the Transactions, refer to the Company’s filings with the SEC, including the Current Report on Form 8-K filed by the Company with the SEC on November 7, 2025, and the other filings the Company and Pubco may make from time to time with the SEC.

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

We have until June 27, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to our Amended and Restated Memorandum and Articles of Association (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On November 7, 2025, we entered into a business combination agreement (the “Business Combination Agreement”), with AIR, a private limited company incorporated under the laws of Jersey (the “AIR”), AIR Holdings Limited, a private limited company incorporated under the laws of Jersey (“Pubco”), Genesis Cayman Merger Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Cayman Merger Sub”), and Genesis Jersey Merger Sub Limited, a private limited company incorporated under the laws of Jersey and a wholly-owned subsidiary of Pubco (“Jersey Merger Sub”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (i) Cayman Merger Sub will merge with and into us, with us continuing as the surviving entity (the “Surviving Cayman Subsidiary”), and as a result of which our shareholders will receive one ordinary share of Pubco (a “Pubco Ordinary Share”) for each Class A ordinary share and Class B ordinary share held by such shareholder (other than any Class B ordinary shares surrendered by the Sponsor and any Class A ordinary shares that have been validly redeemed) (the “Cayman Merger”) and (ii) immediately following the Cayman Merger, Jersey Merger Sub will merge with and into AIR, with AIR continuing as the surviving entity (the “Surviving Jersey Subsidiary”), and as a result of which the AIR shareholders will receive Pubco Ordinary Shares in exchange for their interests in AIR as described in the Business Combination Agreement (such merger, the “Jersey Merger,” the Jersey Merger together with the Cayman Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the Business Combination Agreement and the ancillary documents thereto, the “Transactions”). As a result of the Mergers, Surviving Cayman Subsidiary and Surviving Jersey Subsidiary will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

Concurrently with the execution of the Business Combination Agreement, we, Pubco, AIR and the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Class A ordinary shares and Class B ordinary shares in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) to waive the antidilution protection applicable to the Class B ordinary shares under the Amended and Restated Memorandum and Articles so that Class B ordinary shares will convert into Class A ordinary shares only upon the Initial Conversion Ratio (as defined in the Amended and Restated Memorandum and Articles to be 1:1) in connection with the Transactions, (iii) to surrender and forfeit for no consideration 3,400,000 Class B ordinary shares immediately prior to the Cayman Merger, and (iv) to subject 1,500,000 of the Pubco Ordinary Shares that it will receive in exchange for its Class B ordinary shares to forfeiture and vesting based on an earn-out during the five year period after the Closing on the terms and conditions set forth in the Sponsor Support Agreement.

Certain of our existing agreements will be amended or amended and restated in connection with the Transactions.

For more information regarding the Transactions, refer to our filings with the SEC, including the Current Report on Form 8-K filed by us with the SEC on November 7, 2025, and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had $25,000 and $0, respectively, of cash in our operating account. As of September 30, 2025 and December 31, 2024, we had working capital of approximately $63,000 and a working capital deficit of approximately $164,000, respectively. As of September 30, 2025 and December 31, 2024, approximately $3,141,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through September 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of our Class B ordinary shares, a loan of approximately $173,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $12,000 and $0 has been drawn by us as of September 30, 2025 and December 31, 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both September 30, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through September 30, 2025 related to our formation, the Initial Public Offering and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of approximately $2,758,000, which consisted of approximately $2,945,000 of interest income on investments held in the Trust Account, partially offset by approximately $157,000 of general and administrative expenses, and $30,000 of administrative expenses paid to the Sponsor.

For the three months ended September 30, 2024, we had a net loss of approximately $40,000, which resulted from approximately $40,000 of general and administrative expenses.

For the nine months ended September 30, 2025, we had net income of approximately $2,668,000 which consisted of approximately $2,945,000 of interest income on investments held in the Trust Account, partially offset by approximately $245,000 of general and administrative expenses, and approximately $32,000 of administrative expenses paid to the Sponsor.

For the nine months ended September 30, 2024, we had a net loss of approximately $43,000, which resulted from approximately $43,000 of general and administrative expenses.

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

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Business Combination in an amount of $10,380,000.

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

As of September 30, 2025 and December 31, 2024, we had approximately $12,000 and $0, respectively, outstanding under the Sponsor Loan. As of both September 30, 2025 and December 31, 2024, we had no borrowings under the Working Capital Loans or the Sponsor Note.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for information regarding additional contractual obligations.

 Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed balance sheets, unaudited condensed statements of operations, unaudited condensed statements of comprehensive income (loss), unaudited condensed statements of shareholders’ equity (deficit) and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 27,600,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of our condensed balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS III, INC.

Date: November 14, 2025	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)