Form 10-Q
period 2026-03-31
Cantor Equity Partners III, Inc.
filed 2026-05-04
CIK 2034268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 28,180,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS III, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	208,750	145,000
Total Current Assets	233,750	170,000
Available-for-sale debt securities held in Trust Account, at fair value (no allowance for credit losses, amortized cost $284,354,504 and $281,868,801 as of March 31, 2026 and December 31, 2025, respectively)	284,305,141	281,884,195
Other assets	34,305	70,554
Total Assets	$284,573,196	$282,124,749

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$3,729,883	$1,746,159
Note payable – related party	504,611	311,783
Payable to related party	175,000	—
Total Liabilities	4,409,494	2,057,942

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 shares issued and outstanding at redemption value of $10.45 and $10.36 per share as of March 31, 2026 and December 31, 2025, respectively	288,445,209	286,024,263

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 580,000 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of both March 31, 2026 and December 31, 2025	58	58
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	690	690
Additional paid-in capital	—	—
Accumulated deficit	(8,232,892)	(5,973,598)
Accumulated other comprehensive income (loss)	(49,363)	15,394
Total Shareholders’ Deficit	(8,281,507)	(5,957,456)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$284,573,196	$282,124,749

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

General and administrative costs	$2,294,051	$26,459
Administrative expenses – related party	30,000	—
Loss from operations	(2,324,051)	(26,459)
Interest income on investments held in the Trust Account	2,485,703	—
Net income (loss)	$161,652	$(26,459)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	27,600,000	—
Class A – Private placement	580,000	—
Class B – Ordinary shares	6,900,000	6,000,000 (1)
Basic and diluted net income (loss) per share:
Class A – Public shares	$0.00	$—
Class A – Private placement	$0.00	$—
Class B – Ordinary shares	$0.00	$(0.00)

(1)	This number excludes up to 900,000 Class B ordinary shares subject to surrender if the over-allotment option is not exercised in full or in part by the underwriter. As a result of the full exercise of the underwriter’s over-allotment option on June 27, 2025, the 900,000 Class B ordinary shares are no longer subject to surrender. Also, this number has been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 750,000 and 1,150,000 Class B ordinary shares on June 15, 2025 and June 25, 2025, respectively (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

Net income (loss)	$161,652	$(26,459)
Other comprehensive income (loss):
Change in unrealized depreciation of available-for-sale debt securities	(64,757)	—
Total other comprehensive income (loss)	(64,757)	—
Comprehensive income (loss)	$96,895	$(26,459)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2026

	Ordinary Shares				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance – December 31, 2025	580,000	$58	6,900,000	$690	$—	$(5,973,598)	$15,394	$(5,957,456)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(2,420,946)	—	(2,420,946)
Other comprehensive loss	—	—	—	—	—	—	(64,757)	(64,757)
Net income	—	—	—	—	—	161,652	—	161,652
Balance – March 31, 2026	580,000	$58	6,900,000	$690	$—	$(8,232,892)	$(49,363)	$(8,281,507)

For the Three Months Ended March 31, 2025

	Ordinary Shares				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Shares(1)	Amount(1)	Capital	Deficit	Income	Deficit
Balance – December 31, 2024	—	$—	6,900,000	$690	$24,310	$(83,386)	$—	$(58,386)
Net loss	—	—	—	—	—	(26,459)	—	(26,459)
Balance – March 31, 2025	—	$—	6,900,000	$690	$24,310	$(109,845)	$—	$(84,845)

(1)	The number of shares and the amounts have been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 750,000 and 1,150,000 Class B ordinary shares on June 15, 2025 and June 25, 2025, respectively (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS III, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$161,652	$(26,459)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
General and administrative expenses paid by related party	107,828	—
Interest income on investments held in the Trust Account	(2,485,703)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	(350)
Prepaid expenses	21,250	—
Other assets	36,249	—
Accrued expenses	1,983,724	8,603
Payable to related party	175,000	—
Net cash provided by (used in) operating activities	—	(18,206)

Cash flows from financing activities:
Proceeds from Notes payable – related party	192,828	18,206
Payment on Payable to related party	(192,828)	—
Net cash provided by financing activities	—	18,206

Net change in Cash	—	—
Cash – beginning of the period	25,000	—
Cash – end of the period	$25,000	$—
Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$350

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

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, the Company focused its search on companies operating in the financial services, digital assets, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced operations. All activity through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2026, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 580,000 Class A ordinary shares (the “Private Placement Shares”) to the Sponsor, at a purchase price of $10.00 per share, in a private placement (the “Private Placement”), generating gross proceeds of $5,800,000, as described in Note 4.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (which, as of March 31, 2026 and December 31, 2025, was $10.45 and $10.36 per Public Share, respectively, and for both periods, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note (as defined below) in the applicable Redemption Event (as defined below)). The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). In addition, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

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

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (i) Cayman Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, and as a result of which Company shareholders will receive one ordinary share of Pubco (a “Pubco Ordinary Share”) for each Class A ordinary share, including each Class B ordinary share, par value $0.0001, of the Company (“Class B ordinary shares”) that will have automatically converted into Class A ordinary shares, held by Company shareholders other than any Class B ordinary shares surrendered by the Sponsor and any Class A ordinary shares that have been validly redeemed (the “Cayman Merger”) and (ii) immediately following, Jersey Merger Sub will merge with and into AIR, with AIR continuing as the surviving entity, and as a result of which AIR shareholders will receive Pubco Ordinary Shares in exchange for their interests in AIR as described in the Business Combination Agreement (the “Jersey Merger”, the Jersey Merger together with the Cayman Merger and the other transactions contemplated by the Business Combination Agreement, the “AIR Business Combination”). As a result of the AIR Business Combination, the Company and AIR will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

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

For more information regarding the AIR Business Combination and the agreements described above, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on November 7, 2025 and December 10, 2025, Pubco’s Registration Statement on Form F-4 (File No. 333-294714), initially filed with the SEC on March 27, 2026, as amended, the Company’s definitive proxy statement for the AIR Business Combination filed with the SEC on April 22, 2026 (the “Definitive Proxy Statement”), and the other filings the Company and Pubco may make from time to time with the SEC.

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

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares held by them if the Company fails to complete the Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial redemption amount of $10.15 per share (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.15 per share (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note). This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm and the underwriters of the Initial Public Offering), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of both March 31, 2026 and December 31, 2025, the Company had $25,000 of cash in its operating account. As of March 31, 2026 and December 31, 2025, the Company had a working capital deficit of approximately $4,176,000 and approximately $1,888,000, respectively. As of March 31, 2026 and December 31, 2025, approximately $8,305,000 and approximately $5,884,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through March 31, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $173,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $505,000 and approximately $312,000 has been drawn by the Company as of March 31, 2026 and December 31, 2025, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both March 31, 2026 and December 31, 2025, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2026 and the results of operations, comprehensive income (loss), and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 16, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both March 31, 2026 and December 31, 2025.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of both March 31, 2026 and December 31, 2025 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments—Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of both March 31, 2026 and December 31, 2025. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income in shareholders’ deficit. Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and investments in the U.S. government debt securities held in the Trust Account. For both the three months ended March 31, 2026 and 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2026 and December 31, 2025, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(5,294,763)
Plus:
Accretion of carrying value to redemption value	15,319,026
Class A ordinary shares subject to possible redemption, December 31, 2025	$286,024,263
Plus:
Accretion of carrying value to redemption value	2,420,946
Class A ordinary shares subject to possible redemption, March 31, 2026	$288,445,209

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$127,183	$2,673	$31,796	$—	$—	$(26,459)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	27,600,000	580,000	6,900,000	—	—	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.00	$0.00	$0.00	$—	$—	$(0.00)

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both March 31, 2026 and December 31, 2025, the Company has not recorded any amounts related to uncertain tax positions.

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

M&A Engagement Letter

On October 23, 2025, the Company entered into a letter agreement with CF&Co. (the “M&A Engagement Letter”), pursuant to which the Company engaged CF&Co. as its exclusive financial advisor for the AIR Business Combination. Pursuant to the M&A Engagement Letter, for the services provided thereto, CF&Co. will receive a cash fee at the Closing equal to 1.5% of the enterprise value of AIR less $2,000,000, which fee will be reduced by an amount equal to the lesser of (i) $1,980,000 and (ii) the product of: (x) 5.5%, (y) $10.00 and (z) the number of Public Shares redeemed in connection with the AIR Business Combination (the “M&A Advisory Fee”). As further described in Note 10, on May 1, 2026, the Company and CF&Co., entered into the A&R M&A Engagement Letter (as defined in Note 10).

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

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of March 31, 2026 and December 31, 2025, the Company had approximately $505,000 and approximately $312,000, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In addition, the Sponsor has agreed to lend the Company up to $4,140,000 pursuant to a promissory note (the “Sponsor Note”) in connection with the consummation of the Business Combination, an extension of time for the Company to consummate the Business Combination or the Company’s liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Note may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note. As of both March 31, 2026 and December 31, 2025, no Redemption Events have occurred.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the Company’s balance sheet. As of March 31, 2026 and December 31, 2025, the Company had $175,000 and $0, respectively, as payable outstanding to the Sponsor for such expenses paid on the Company’s behalf.

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

During the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $0, respectively, for these services.

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

Underwriting Agreement

The Company granted CF&Co., the lead underwriter and an affiliate of the Sponsor, a 45-day option to purchase up to 3,600,000 additional Class A ordinary shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 27, 2025, simultaneously with the completion of the Initial Public Offering, CF&Co. exercised the over-allotment option in full.

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

Independent Directors Compensation

Commencing on June 25, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended March 31, 2026 and 2025, the Company recognized approximately $15,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. The corresponding accrued compensation payable recognized on the Company’s balance sheets was approximately $15,000 and approximately $13,000 as of March 31, 2026 and December 31, 2025, respectively.

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

Note 6—Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$284,354,504	$15,394	$(64,757)	$284,305,141

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (3)	$281,868,801	$15,394	$—	$281,884,195

(1)	Contractual maturities are one year or less.
(2)	One individual debt security was in a continuous unrealized loss position for less than 12 months and for which no allowance for credit loss has been recorded.
(3)	No debt securities were in an unrealized loss position.

The Company did not recognize the unrealized losses in earnings on its available-for-sale debt securities during the three months ended March 31, 2026, because it was determined that such losses were due to non-credit factors. Additionally, as of March 31, 2026, the Company neither intended to sell nor did it believe that it was more likely than not that it will be required to sell these securities before recovery of their amortized cost basis.

The Company did not have any sales of its available-for-sale debt securities during the three months ended March 31, 2026.

Note 7—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of both March 31, 2026 and December 31, 2025, there were 580,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 6, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. On June 15, 2025, the Company issued 750,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 5,750,000 shares. On June 25, 2025, the Company issued 1,150,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,750,000 shares to 6,900,000 shares. Information contained in the unaudited condensed financial statements has been retroactively adjusted for the surrender and cancellation and capitalization. Prior to the closing of the Initial Public Offering, up to 900,000 Class B ordinary shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 900,000 Class B ordinary shares are no longer subject to surrender. As of both March 31, 2026 and December 31, 2025, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

March 31, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$284,305,141	$—	$—	$284,305,141
Total	$284,305,141	$—	$—	$284,305,141

December 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$281,884,195	$—	$—	$281,884,195
Total	$281,884,195	$—	$—	$281,884,195

As of both March 31, 2026 and December 31, 2025, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three months ended March 31, 2026 and 2025 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM also reviews interest income and general and administrative expenses included in the net income (loss). The CODM reviews interest income on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy for investing the Trust Account funds while maintaining compliance with the terms of the trust agreement. In addition, the CODM reviews and monitors general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period and to ensure expenses are aligned with the underlying contractual agreements.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2026 and 2025, the Company earned approximately $2,486,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $2,294,000 and approximately $26,000 for the three months ended March 31, 2026 and 2025, respectively. The other segment expenses were administrative expenses incurred pursuant to the administrative services agreement with the Sponsor, which amounted to $30,000 and $0 for the three months ended March 31, 2026 and 2025, respectively. Refer to the Company’s unaudited condensed statements of operations for additional information.

As of March 31, 2026 and December 31, 2025, the Company had total assets of approximately $284,573,000 and approximately $282,125,000, respectively. See the Company’s balance sheets for additional information.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that, other than as described below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On April 22, 2026, Pubco’s Registration Statement on Form F-4 (File No. 333-294714) was declared effective by the SEC.

On April 22, 2026, the Company filed with the SEC the Definitive Proxy Statement with respect to its extraordinary general meeting of shareholders to be held on May 12, 2026 to approve the AIR Business Combination.

On May 1, 2026, the Company and CF&Co. amended and restated the M&A Engagement Letter (the “A&R M&A Engagement Letter”), which revised the payment schedule for the M&A Advisory Fee as set forth in the M&A Engagement Letter from being paid in full at the Closing to being payable as follows: (a) one-third of the M&A Advisory Fee will be paid at the Closing and (b) the remaining two-thirds of the M&A Advisory Fee will be paid in six equal monthly installments on each monthly anniversary of the Closing; provided that any remaining amount of the M&A Advisory Fee will be paid on December 15, 2026. In addition, the Company, CF&Co. and AIR entered into an assignment and assumption agreement on May 1, 2026, pursuant to which the A&R M&A Engagement Letter will be automatically assigned to AIR at the Closing.

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

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on June 25, 2025. On June 27, 2025, we consummated the Initial Public Offering of 27,600,000 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares” and such Class A ordinary shares issued in the Initial Public Offering, the “Public Shares”), including 3,600,000 Public Shares issued pursuant to the full exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per share, generating gross proceeds of $276,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 580,000 Class A ordinary shares (the “Private Placement Shares”) to the Sponsor, at a purchase price of $10.00 per share, in a private placement (the “Private Placement”), generating gross proceeds of $5,800,000.

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

We have until June 27, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to our amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”) (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On November 7, 2025, we entered into a business combination agreement (the “Business Combination Agreement”), with AIR Limited, a private limited company incorporated under the laws of Jersey (“AIR”), AIR Holdings Limited, a private limited company incorporated under the laws of Jersey (“Pubco”), Genesis Cayman Merger Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Cayman Merger Sub”), and Genesis Jersey Merger Sub Limited, a private limited company incorporated under the laws of Jersey and a wholly-owned subsidiary of Pubco (“Jersey Merger Sub”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (i) Cayman Merger Sub will merge with and into us, with us continuing as the surviving entity, and as a result of which our shareholders will receive one ordinary share of Pubco (a “Pubco Ordinary Share”) for each Class A ordinary share, including each Class B ordinary share, par value $0.0001 per share, of ours (“Class B ordinary shares”) that will have automatically converted into Class A ordinary shares, held by our shareholders other than any Class B ordinary shares surrendered by the Sponsor and any Class A ordinary shares that have been validly redeemed (the “Cayman Merger”) and (ii) immediately following, Jersey Merger Sub will merge with and into AIR, with AIR continuing as the surviving entity, and as a result of which AIR shareholders will receive Pubco Ordinary Shares in exchange for their interests in AIR as described in the Business Combination Agreement (the “Jersey Merger”, the Jersey Merger together with the Cayman Merger and the other transactions contemplated by the Business Combination Agreement, the “AIR Business Combination”). As a result of the AIR Business Combination, we and AIR will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

Contemporaneously with the execution of the Business Combination Agreement, we, Pubco, AIR and the Sponsor entered into a sponsor support agreement, dated as of November 7, 2025 (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Class A ordinary shares and Class B ordinary shares in favor of the Business Combination Agreement and the AIR Business Combination and each of the other proposals to be presented to our shareholders at the extraordinary general meeting of our shareholders to be held in connection with the AIR Business Combination, (ii) to vote its Class A ordinary shares and Class B ordinary shares against certain other transactions and matters, (iii) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Amended and Restated Memorandum and Articles, (iv) to comply with the restrictions imposed by the letter agreement, dated as of June 25, 2025, by and among us, the Sponsor and the other parties thereto (the “Insider Letter”), including the restrictions on transferring and redeeming Class A ordinary shares and Class B ordinary shares in connection with the AIR Business Combination, (v) that any amounts outstanding at Closing under the Sponsor Loan (as defined below) will be converted, immediately prior to the Cayman Merger, into Class A ordinary shares at $10.00 per share and any amounts outstanding at Closing under the Sponsor Note will be repaid in cash, (vi) to surrender, for no consideration, 3,400,000 Class B ordinary shares immediately prior to, and conditioned upon, the consummation of the Cayman Merger, (vii) to subject 1,500,000 of the Pubco Ordinary Shares it receives in exchange for Class B ordinary shares (the “Post-Combination Founder Shares”) to forfeiture and vesting based on an earn-out during the five year period after the Closing on the terms and conditions set forth in the Sponsor Support Agreement, and (viii) that at Closing the lock-up restriction applicable to the Class B ordinary shares in the Insider Letter will be of no further force and effect and that the Post-Combination Founder Shares will be subject to a six month lock-up, subject to early release, as set forth in the Sponsor Support Agreement.

Certain of our existing agreements will be amended or amended and restated in connection with the AIR Business Combination.

For more information regarding the AIR Business Combination and the agreements described above, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on November 7, 2025 and December 10, 2025, Pubco’s Registration Statement on Form F-4 (File No. 333-294714), initially filed with the SEC on March 27, 2026, as amended, our definitive proxy statement for the AIR Business Combination filed with the SEC on April 22, 2026 (the “Definitive Proxy Statement”), and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of both March 31, 2026 and December 31, 2025, we had $25,000 of cash in our operating account. As of March 31, 2026 and December 31, 2025, we had a working capital deficit of approximately $4,176,000 and approximately $1,888,000, respectively. As of March 31, 2026 and December 31, 2025, approximately $8,305,000 and approximately $5,884,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through March 31, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Class B ordinary shares, a loan of approximately $173,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $505,000 and approximately $312,000 has been drawn by us as of March 31, 2026 and December 31, 2025, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both March 31, 2026 and December 31, 2025, we did not have any borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Business Combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable and consummating the AIR Business Combination.

Results of Operations

Our entire activity from inception through March 31, 2026 related to our formation, the Initial Public Offering and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of approximately $162,000, which consisted of approximately $2,486,000 of interest income on investments held in the Trust Account, partially offset by approximately $2,294,000 of general and administrative expenses, and $30,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

For the three months ended March 31, 2025, we had a net loss of approximately $26,000, which resulted from approximately $26,000 of general and administrative expenses.

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

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, pursuant to the business combination marketing agreement as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay CF&Co. a cash fee of $10,380,000 for such services upon the consummation of the Business Combination.

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

As of March 31, 2026 and December 31, 2025, we had approximately $505,000 and approximately $312,000, respectively, outstanding under the Sponsor Loan. As of both March 31, 2026 and December 31, 2025, we had no borrowings under the Working Capital Loans or the Sponsor Note.

The Sponsor pays expenses on our behalf and we reimburses the Sponsor for such expenses paid on our behalf. As of March 31, 2026 and December 31, 2025, we had $175,000 and $0, respectively, as payable outstanding to the Sponsor for such expenses paid on our behalf.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for information regarding additional contractual obligations.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our balance sheets, unaudited condensed statements of operations, unaudited condensed statements of comprehensive income (loss), unaudited condensed statements of shareholders’ deficit and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2026 and December 31, 2025, 27,600,000 Class A ordinary shares subject to possible redemption, are presented as temporary equity outside of the shareholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on June 26, 2025 (the “Final Prospectus”), our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026 or the Definitive Proxy Statement. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also affect our ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

For a description of the use of proceeds generated in the Initial Public Offering and the Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 16, 2026. There has been no material change in the planned use of proceeds from the Initial Public Offering and the Private Placement as described in the Final Prospectus or our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 16, 2026. The specific investments in the Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS III, INC.

Date: May 4, 2026	By:	/s/ Brandon G. Lutnick
	Name:	Brandon G. Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2026	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)